Form 10-K
period 2025-12-31
D. Boral Acquisition I Corp.
filed 2026-04-01
CIK 2095161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-43115

D. BORAL ACQUISITION I CORP.

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 Madison Ave. New York, NY	10022
(Address of principal executive offices)	(Zip Code)

+ (332) 266-7344

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	DBCAU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	DBCA	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	DBCAW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of June 30, 2025, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was $0.

As of March 30, 2026, there were 30,950,000 Class A ordinary shares, par value $0.0001 per share, and 12,321,429 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

D. BORAL ACQUISITION I CORP.

Annual Report on Form 10-K for the Period From April 3, 2025 (inception) through December 31, 2025

i

CERTAIN TERMS

References to “the Company,” “DBCA,” “our,” “us” or “we” refer to D. Boral Acquisition I Corp., a blank check company incorporated in the BVI on April 3, 2025. References to our “Sponsor” or “sponsor” refer to D. Boral Sponsor I LLC, a Delaware limited liability company. References to our “IPO” or “Initial Public Offering” refer to the initial public offering of D. Boral Acquisition I Corp., which closed on February 12, 2026. References to “Business Combination” or “business combination” refer to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report” or this “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

iii

part I

ITEM 1. BUSINESS

Overview

D. Boral Acquisition I Corp. is a blank check company incorporated as a BVI business company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination or initial Business Combination.

Initial Public Offering and Private Placement

On February 12, 2026, D. Boral Acquisition I Corp., a BVI business company (the “Company”), consummated an initial public offering (the “IPO”) of 28,750,000 units (the “Units”), including 3,750,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company, and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $287,500,000.

Simultaneously with the closing of the IPO, the Company completed the private placement of an aggregate of 200,000 private placement units to the Sponsor at $10.00 per unit, each private placement unit consisting of one Class A ordinary share and one-half of one redeemable warrant, each whole warrant exercisable to purchase one Class A ordinary share of the Company. The warrants contained in the private placement units are identical to the warrants included in the Units sold in the IPO, except as otherwise disclosed in the Company’s registration statement relating to the IPO. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the private placement units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Following the closing of the IPO, an amount of $287,500,000 ($10.00 per unit) from the net proceeds of the sale of the units in the IPO and the private placement was placed in a trust account which will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; and/or held in cash or cash items (including in demand deposit accounts). To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account. As of March 30, 2026, funds in the trust account totaled approximately $288 million.

On February 19, 2026, holders of the Units could elect to separately trade the ordinary shares and warrants included in its units. The ordinary shares and warrants are expected to trade on the Nasdaq Global Market (“Nasdaq”) under the symbols “DBCA” and “DBCAW,” respectively. Units not separated will continue to trade on Nasdaq under the symbol “DBCAU.” Holders of Units will need to have their brokers contact Continental Stock Transfer & Trust Company, the Company’s transfer agent, in order to separate the Units into class A ordinary shares and warrants.

Business Strategy

Our acquisition strategy focuses on identifying and acquiring a business that aligns with and enhances the extensive expertise of our management team. We will leverage our sponsor’s robust network and our management team’s comprehensive industry relationships as a leader in SPAC advisory and investment banking to generate a pipeline of compelling business combination opportunities. Following the completion of our IPO, our management team will immediately commence a disciplined process of target identification, due diligence, and transaction evaluation.

Our management team, in collaboration with D. Boral Capital and its affiliates, brings proven expertise in:

●	identifying, structuring, and executing strategic business acquisitions and divestitures;

●	successfully closing transactions in varying economic climates and market conditions across multiple jurisdictions;

●	cultivating and maintaining relationships with business owners, institutional investors, and executive leadership teams;

●	orchestrating complex transaction negotiations across diverse business environments;

●	securing strategic capital partnerships and navigating financial markets;

●	providing operational leadership, developing effective corporate strategies, and attracting and developing exceptional talent;

●	implementing post-acquisition integration strategies and synergy realization plans; and

●	driving sustainable growth through strategic initiatives, operational improvements, and calculated geographic and product line expansions.

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to focus on industries that complement our management team’s background, and to capitalize on the ability of our officers and directors to identify and acquire a business or businesses consistent with the experience of our management team and affiliates of our sponsor. We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will focus on these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

●	Companies with an attractive competitive position

●	Companies with knowledgeable management teams with a proven track record and relevant industry experience

●	Companies with high revenue growth or the potential for high revenue growth

●	Companies with the ability to generate future profits and free cash flows

●	Companies with scalability across multiple geographies

●	Companies that benefit from being a publicly traded company

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. We may decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, and in the event we do so, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Competitive Strengths

Distinguished Leadership Team with Extensive SPAC Expertise and Public Market Transaction Experience

Our leadership team brings over 75 years of combined expertise in private equity investing and investment banking with particular specialization in SPAC transactions. This extensive experience encompasses the full lifecycle of SPAC transactions, from initial formation and IPO to target identification, due diligence, negotiation, and successful business combination closings. Since 2020, our team has successfully led or advised on more than 70 SPAC transactions with a combined transaction value exceeding $8 billion across diverse industries and global markets. Our executives have navigated complex regulatory environments, structured innovative deal terms to align investor interests, and successfully completed transactions in volatile market conditions. Our Chairman and Chief Executive Officer, David Boral, previously served as Co-President and Director of EF Hutton Acquisition Corporation I, which successfully completed its business combination with ECD Automotive Design, Inc. on December 12, 2023, demonstrating deal execution through meticulous target selection and skillful negotiation. Our Chief Investment Officer and Chief Financial Officer, John Darwin, served as Co-CEO and a Director of Northern Lights Acquisition Corp., which successfully completed its business combination with SHF Holdings, LLC, a fintech and banking services provider for regulated industries, in September 2022, demonstrating our team’s ability to identify emerging opportunities in industries poised for growth.

Proven Record of Identifying and Securing Proprietary Deal Flow Optimized for SPAC Transactions

The principals of D. Boral Acquisition I Corp., through their roles at their respective firms and affiliates, have consistently maintained top-tier positions in SPAC league tables for completed de-SPAC transactions, regularly ranking among the top three transaction advisors in deal volume and total transaction size. This distinguished position stems from our team’s cultivated network of relationships with private equity sponsors, venture capital firms, family offices, investment banks, and industry executives that generate exclusive access to off-market opportunities. Our proprietary deal sourcing methodology combines quantitative screening with qualitative assessment to identify businesses with the optimal characteristics for successful SPAC transactions: strong growth profiles, defensible market positions, experienced management teams, and clear paths to value creation in the public markets. This access to premium deal flow, coupled with our reputation for transaction and execution excellence, positions us as a preferred partner for high-quality acquisition targets.

Demonstrated Success in Executing Transactions with High-Growth Assets Across International Markets

Our management team brings a global perspective and operational expertise across diverse international markets. We have successfully completed transactions spanning North America, Europe, Asia, and emerging markets, navigating complex cross-border regulatory environments, cultural nuances, and market-specific dynamics. This global transaction experience is particularly valuable in identifying undervalued growth opportunities outside saturated domestic markets. Our team possesses specialized knowledge in conducting thorough due diligence on international targets, structuring transactions to mitigate currency and geopolitical risks, and implementing post-acquisition integration strategies that respect local market dynamics while implementing global best practices. We have demonstrated particular expertise in identifying emerging market champions poised for global expansion and North American companies with untapped international growth potential. This cross-border transaction capability significantly expands our addressable market of potential acquisition targets beyond domestically-focused competitors.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information about the target and its industry which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds available for us to use to complete another business combination.

Initial Business Combination

We are not presently engaged in any operations. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the private placement of the private units, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under British Virgin Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement.

We have until the date that is 18 months from the closing of our IPO, with one (1) three-month extension at the option of the sponsor (as may be extended by shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination) or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such 21-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. There are no limitations on the number of times we may seek shareholder approval for an extension or the length of time of any such extension. However, if we seek shareholder approval for an extension, holders of public shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less taxes payable), divided by the number of then issued and outstanding public shares, subject to applicable law.

 If we are unable to complete our initial business combination within the completion window and do not hold a shareholder vote to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination, or by such earlier liquidation date as our board of directors may approve, from the closing of our IPO, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then issued and outstanding public shares, subject to applicable law and certain conditions as further described herein. We expect the pro rata redemption price to be approximately $10.00 per public share, without taking into account any interest or other income earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors, which may take priority over the claims of our public shareholders.

If we do not complete our initial business combination within the completion window, while we do not currently intend to seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination, we may elect to do so in the future. There is no limit on the number of extensions that we may seek; however, we do not expect that it will be necessary to extend the time period to consummate our initial business combination beyond 36 months from the closing of our IPO. If we determine not to or are unable to extend the time period to consummate our initial business combination or fail to obtain shareholder approval to extend the completion window, our sponsor’s investment in our founder shares and our private units will be worthless.

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding taxes payable on the interest earned on the trust account). Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors or non-managing sponsor members, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors or non-managing sponsor members. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our management team and our independent directors directly or indirectly own founder shares and/or private units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that our sponsor, executive officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within the completion window, or by such earlier liquidation date as our board of directors may approve, the founder shares and private units may expire worthless, except to the extent they receive liquidating distributions from assets outside the trust account, which could create an incentive for our sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under British Virgin Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target, which could materially affect our ability to complete our initial business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.

Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account.

We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, non-managing sponsor members, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors or non-managing sponsor members. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then outstanding (other than in a public offering);

●	Any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest earned on the trust account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company; (ii) the expected cost of holding a shareholder vote; (iii) the risk that the shareholders would fail to approve the proposed business combination; (iv) other time and budget constraints of the company; and (v) additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares, regardless of whether they abstain, vote for, or vote against, our initial business combination, upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (less taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. Our sponsor, officers and directors pursuant to a letter agreement with us, have agreed to waive their redemption rights with respect to their founder shares, private shares and any public shares they may acquire, and the representative of the underwriters pursuant to the underwriting agreement has agreed to waive its redemption rights with respect to its representative shares in connection with the completion of our initial business combination or otherwise. The non-managing sponsor members are not required to (i) hold any units, Class A ordinary shares or public warrants they may purchase, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination.

Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter significant competition from other entities having a business objective similar to ours (including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions), which competition may impact the attractiveness of the acquisition terms that we will be able to negotiate. Many of these entities are well-established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess financial, technical, human and other resources that are similar to or greater than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with the exercise of redemption rights by our public shareholders may reduce the resources available to us for our initial business combination and our issued and outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either or both of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

ITEM 1A. RISK FACTORS

As of the date of this Annual Report, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on February 12, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and as noted in “Item 1A. Risk Factors” of this Annual Report, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for the Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in “Item 1A. Risk Factors” of this Annual Report.

ITEM 2. PROPERTIES

We currently maintain our executive offices located at 590 Madison Ave., New York, NY 10022, and our telephone number is (212)-970-5150. The cost for this space is provided to us by D. Boral Sponsor I LLC, as part of the $20,000 per month payment we make to it for office space and related services. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Stock Market LLC, or Nasdaq, under the symbol “DBCAU” on February 11, 2026. Our ordinary shares and warrants comprising the units began separate trading on Nasdaq on February 19, 2026, under the symbols “DBCA” and “DBCAW”, respectively.

Holders of Record

As of March 30, 2026, there were 4 shareholders of record of the Company’s Class A ordinary shares and 1 shareholder of record of the Company’s Class B ordinary shares. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.

The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the adverse impacts that events outside of our control, such as increased geopolitical unrest, significant outbreaks of infectious diseases (such as COVID-19) and increased volatility in the debt and equity markets, may have on our ability to consummate an initial business combination;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

In addition, statements that contain “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Report. Although we believe that this information provides a reasonable basis for these statements, this information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our initial public offering, and subsequent to our initial public offering, identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after completion of our initial business combination at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. For the period from April 3, 2025 (inception) through December 31, 2025, we had a net loss of $66,845, which represents formation and operating costs incurred through the year.

Liquidity and Capital Resources

The Company’s liquidity needs prior to the consummation of our initial public offering were satisfied through the payment of $25,000 from the sponsor upon the issuance of the founder shares, loan proceeds from the sponsor of $350,000 under an unsecured promissory note and advances from related party. Subsequent to the consummation of our initial public offering, the Company’s liquidity has been satisfied through the net proceeds from our initial public offering and the proceeds from the sponsor from the purchase of the private units.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a business combination, it would repay such loaned amounts at that time. Up to $2,500,000 of such working capital loans may be converted upon completion of a business combination into units at a price of $10.00 per unit. Such units would be identical to the private units.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our initial business combination. We may withdraw interest to pay our income and franchise taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of February 12, 2026, we have available to us the approximately $864,356 of proceeds held outside the trust account. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds following our initial public offering in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,500,000 of such loans may be convertible into private units at a price of $10.00 per unit, at the option of the lender. The units would be identical to the private units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations

Critical Accounting Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking into account our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

There are no critical accounting estimates that were made with respect to the preparation of the historical financial statements; however, the Company will be required to account for complex financial instruments at fair value upon the completion of our initial public offering, Such estimates will be critical to the Company’s (i) closing date allocation of proceeds to any instruments classified in equity, temporary equity or as liabilities and (ii) subsequent measurement with respect to the accretion of redeemable shares to their redemption amount and changes in the fair value of any liability classified instruments.

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including the war with Iran and trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the conflict between Russia and Ukraine, and the rising conflicts with Iran and elsewhere in the Middle East, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. The war with Iran has resulted in spikes in fuel prices, among other consequences. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete an initial business combination and the value of the Company’s securities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded our disclosure controls and procedures were not effective due to inadequate segregation of duties within accounting processes due to limited personnel and insufficient written policies and procedures for accounting, IT, financial reporting, and bookkeeping at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Position
David Boral	42	Chairman of the Board and Chief Executive Officer
John Darwin	36	Chief Investment Officer and Chief Financial Officer and Director
Gaurav Verma	45	Co-President
Benjamin Piggott	44	Co-President and Director
Luisa Ingargiola	58	Independent Director
Jeffrey Tullman	82	Independent Director
George Kollitides	56	Independent Director
Kevin McGurn	53	Independent Director

David Boral has served as our Chairman and Chief Executive Officer since October 2025. Mr. Boral has also served as the chief executive officer and a chairman of D. Boral ARC Acquisition I Corp., a special purpose acquisition company in the process of completing its initial business combination, since March 2025, and as the chief executive officer and a chairman of D. Boral ARC Acquisition II Corp., a special purpose acquisition company in the process of completing its initial public offering, from May 2025 until October 2025. Mr. Boral is also the chief executive officer and founder of D. Boral Capital, a global investment bank which he established in May 2020. In his role as chief executive officer, Mr. Boral ensures that the company’s vision and strategy are executed daily through the efforts of the D. Boral Capital team. Before founding D. Boral Capital, Mr. Boral held several leadership roles in Investment Banking and Capital Markets. With approximately 20 years of experience, Mr. Boral has led and participated in a wide range of transactions, including traditional IPOs, SPAC IPOs & de-SPAC transactions, follow on and secondary offerings, private placement/PIPEs, reverse mergers, bankruptcies and restructurings, dual and cross-listings, and other private and public offerings both in the U.S. and internationally. Mr. Boral served as Co-President and a Director of EF Hutton Acquisition Corporation I, a special purpose acquisition company from March 3, 2021 until it completed its initial business combination on December 12, 2023. Mr. Boral received a BBA in Finance from the Lubin School of Business at Pace University.

We believe Mr. Boral is qualified to serve on our board of directors due to his extensive and varied deal experience throughout his career, including his prior special purpose acquisition company experience.

John Darwin has served as our Chief Investment Officer, Chief Financial Officer and a member of our board of directors since October 2025. Mr. Darwin has also served as the chief financial officer and a member of the board of directors of D. Boral ARC Acquisition I Corp., a special purpose acquisition company in the process of completing its initial business combination, since March 2025, and as the chief financial officer and a member of the board of directors of D. Boral ARC Acquisition II Corp., a special purpose acquisition company in the process of completing its initial public offering, from May 2025 until October 2025. Mr. Darwin is also the chief investment officer of D. Boral Capital, since November 2025. From 2022 until October 2025, Mr. Darwin was a managing director at ARC Group Limited, a global investment bank and management consultancy firm. Mr. Darwin has deep experience as a SPAC executive, board member, and private equity investor in emerging industries across a wide range of geographies. Before joining ARC Group, Mr. Darwin was Managing Partner of Luminous Capital USA, Inc., a U.S. based private investment firm focused on emerging industries and technologies since December 2020. While at Luminous USA, Inc., Mr. Darwin was Co-Chief Executive Officer of Northern Lights Acquisition Corp. from June 2021 until its business combination in September 2022. Previously, from March 2018 to March 2021, Mr. Darwin was President of OCG, Inc., a U.S. based retail franchisor. Prior to OCG, Mr. Darwin held various roles in private equity and corporate finance and has over a decade of transaction experience in public and private entities. Mr. Darwin received his BBA in Finance from the Cox School of Business at Southern Methodist University.

We believe Mr. Darwin is qualified to serve on our board of directors due to his extensive and varied deal experience throughout his career, including his prior special purpose acquisition company experience.

Gaurav Verma has served as our Co-President since October 2025. Mr. Verma also currently serves as the Co-Head of Investment Banking for D. Boral Capital since July 2024 and previously served as Head of SPACs and Head of Technology, Media and Telecom for EF Hutton from June 2021 to July 2024. Prior to joining EF Hutton, Mr. Verma served as the Head of Technology, Media and Telecom for Kingswood Capital Markets from January 2021 to June 2021. Mr. Verma previously served as Director at Nomura from Jan 2017 to December 2020 within their Technology, Media and Telecom Investment Banking Group. Prior to Nomura, Mr. Verma served as a Vice President for Bank of America Merrill Lynch within their Technology, Media and Telecom Investment Banking group from August 2010 to December 2016. Mr. Verma has over two decades of experience covering the Technology, Media, and Telecom sector and has executed over $150 billion in transactions encompassing sell-side and buy-side M&A, IPOs, SPACs, equity offerings, converts, high yield and investment-grade financings. Mr. Verma has advised C-Suite executive teams on M&A assignments, business development opportunities, growth strategies, and capital allocation policies. Mr. Verma received his MBA in Finance and Entrepreneurship from the NYU Stern School of Business and BS in Computer Science and Economics from Rutgers University.

Benjamin Piggott has served as our Co-President and a member of our board of directors since October 2025. Since August 2025, Mr. Piggott has served as the Head of Corporate Development of ECD Automotive Design Inc. (“ECD”) Prior to being the Head of Corporate Development, Mr. Piggott was the CFO of ECD from September 2024 to August 2025, and served as the Chairman of the Board of ECD from December 2023 to September 2024. Between September 2022 and December 2023, Mr. Piggott was the Chairman and CEO of EF Hutton Acquisition Corp. I, a special purpose acquisition company that completed its initial business combination with ECD on December 12, 2023. Mr. Piggott was a Managing Director at EF Hutton from its inception in June 2020 until August 2024. Prior to joining EF Hutton, from May 2018 to July 202, Mr. Piggott was Head of Corporate Development at Laird Superfood (NYSE American: LSF), a plant-based, omni-channel natural food company based in Sisters, Oregon. Mr. Piggott had served as an investor in the company and later joined as Head of Corporate Development, assisting in capital raising efforts, including Laird Superfood’s IPO on September 23, 2020. While at Laird Superfood, Mr. Piggott built a strong pipeline of acquisition candidates in the natural food and beverage sector by vetting over 100 companies. Mr. Piggott also helped to successfully negotiate the sale of a minority equity stake in the company to Danone S.A. Prior to Laird Superfood, Mr. Piggott spent fifteen years in the investment industry, ten of which were with the Small Cap Team at Fidelity Management & Research Company where he served as both a research analyst and sector portfolio manager. Mr. Piggott also spent two years at Legg Masson Capital Management as a generalist covering small and mid-cap companies. During his tenure on the buy-side, Mr. Piggott covered various sectors, both domestically and internationally, including consumer, technology, healthcare, energy, industrials and utilities. Mr. Piggott received his BS in Finance from Bentley University in 2002.

Luisa Ingargiola has served as a member of our board of directors since February 2026. Since February 2017, Ms. Ingargiola has served as Chief Financial Officer of Avalon GloboCare Corp. (NASDAQ: ALBT), a publicly listed bio-tech health care company. Prior to joining Avalon GloboCare Corp., Ms. Ingargiola served as the Chief Financial Officer and Co-Founder of MagneGas Corporation, an alternative energy company, from 2007 to 2018. Ms. Ingargiola has also served as a director and audit committee chair for various over-the-counter, Nasdaq and NYSE traded companies. Ms. Ingargiola has served as a member of the board of directors and the audit committee chair of Core AI Holdings, Inc. (NASDAQ: CHAI) since October 2025, on the board of directors of New America Acquisition I Corp. (NYSE: NWAX) since December 2025, on the board of directors of D. Boral ARC Acquisition I Corp. (NASDAQ: BCARU), a special purpose acquisition company, and its audit committee since July 2025, as a member of the board of directors and the audit committee chair of Vision Marine Technologies, Inc. (NASDAQ: VMAR) since December 2020, as a member of the board of directors and the audit committee chair of Fusion Fuel Green PLC (Nasdaq: HTOO) since February 2025, and as a member of the board of directors and audit committee chair of BioCorRx Inc. (OTC: BICX) since April 2018. Ms. Ingargiola has served on the board of directors of Dragonfly Energy Holdings Corp. (NASDAQ: DFLI) since October 2022 and served on the board of directors of Dragonfly Energy Corp. from August 2021 to October 2022. Ms. Ingargiola also served as a member of the board of directors and as the audit committee chair for Progress Acquisition Corporation (NASDAQ: PGRWU) from November 2020 to February 2023, as a member of the board of directors and the audit committee chair for AgEagle Aerial Systems Inc. (NYSE American: UAVS) from May 2018 to November 2022, as the audit committee chair of Siyata Mobile (NASDAQ: SYTA) from December 2020 to December 2021, as a member of the board of directors for Xos, Inc. (NASDAQ: XOS) from March 2024 to June 2025, and as a member of the board of directors, the compensation committee chair and the audit committee chair for Electra Meccanica Vehicles Corp. (Nasdaq: SOLO) from March 2018 to March 2024. Ms. Ingargiola holds a Master of Health Administration from the University of South Florida and a B.S. in Finance from Boston University. Ms. Ingargiola is qualified to serve on our board of directors based on her previous roles serving as chief financial officer for multiple companies and extensive experience serving on multiple boards of directors for Nasdaq and NYSE traded companies.

Jeffrey Tullman has served as a member of our board of directors since February 2026. From 1986 until December 2024, Mr. Tullman served as President and Managing Partner and Chair of the Corporate and Securities Group of Kane Kessler, P.C., a mid-sized New York City based full service law firm. Mr. Tullman has advised numerous public and private companies, their boards of directors, and counsel, in all aspects of their operations, focusing on complex mergers, public and private acquisitions, equity and debt financings, including SPAC formation, registration and de-SPAC transactions; directors fiduciary duties, and defenses against hostile takeovers and proxy fights, as well as counseling boards and management on general business operations, including contract and lease negotiations and executive employment agreements. From January 2025 to the present, Mr. Tullman has served as Managing Partner Emeritus and Senior Counsel to Kane Kessler PC, consulting with the firm’s management committee on firm policy and strategic management issues. Mr. Tullman is a graduate of Kenyon College, BA; London School of Economics; and Harvard Law School, JD.

George Kollitides has served as a member of our board of directors since February 2026. Mr. Kollitides is a Senior Executive Advisor to the Deputy Secretary of War at the Department of War (DoW), the Director of the Economic Defense Unit (EDU), where is responsible for all Department of War (DoW) investing, and economic activities, and the Vice Chairman of the Investment Committee for the Office of Strategic Capital (OSC). He is also a Senior Advisor to Alavarez and Marsal Capital, an approximately $6 billion multi strategy operationally oriented, middle market private equity firm and Star Mountain Capital, an approximately $5.0 billion middle market multi strategy private credit and equity firm. From 2015 to 2023, Mr. Kollitides served as a Partner and Co-Head of A&M Capital’s Opportunities Strategy, an operationally oriented, middle market private equity firm, where he was responsible for firm leadership and oversight, and sourcing, underwriting, and managing investments, with a focus on portfolio company value creation, as well as service on the Investment, Valuation and Compliance Committees. From 2012-2015, Mr. Kollitides was the Chairman and CEO of a $1 billion in annual revenue, U.S. based, consumer products manufacturing company, which he created by acquiring four platform companies and over a dozen add-on acquisitions. In this capacity Mr. Kollitides managed over three (3) million square feet of operations and over 3,000 employees. From 2001 to 2012, Mr. Kollitides was a Partner at Cerberus Capital Management L.P., a $70 billion alternative investment firm as the Head of the Aerospace, Government and Defense (“ADG”) and Outdoor Consumer Groups. Mr. Kollitides started his career in 1991 at GE Capital Corp., where he held roles of increasing responsibility until 1997. Mr. Kollitides is a long-term, operationally oriented, performance improvement investor and operating executive, with extensive strategy, operating, restructuring and business building experience. He invests in large, growing, fragmented industries with durable revenues. Over his 35 year career, Mr. Kollitides has executed over $40 billion of transactions involving public and private debt and equity to acquire or invest in transforming, restructuring, and building dozens of companies. His performance-driven approach is grounded in Six Sigma (Green Belt certified), Toyota/6S Production System (“TPS”), and U.S. Military leadership principles, emphasizing people, processes, systems and culture to ensure repeatable outcomes and continuous improvement. Mr. Kollitides has served as a CEO, Board Chairman and Lead Director, as well as a member of public, private and non-profit boards and their various committees, including Audit and Compensation.

Kevin McGurn has served as a member of our board of directors since February 2026. Mr. McGurn has served as chief executive officer of Yorkville Acquisition Corp. (Nasdaq: YORKU), a special purpose acquisition company, since March 31, 2025 and is a member of its board of directors. Mr. McGurn has also served as the Chairman and Chief Executive Officer of New America Acquisition I Corp. (NYSE: NWAX) since December 2025. Mr. McGurn most recently served as Vice President of Advertising Solutions at T-Mobile, where he led initiatives across digital and programmatic advertising platforms. Prior to that, from 2018 to 2023 he was President at Vevo LLC, a global music video platform jointly owned by Universal Music Group and Sony Music Entertainment, where he was responsible for monetization, sales strategy, and global partnerships. Earlier in his career, from 2007 to 2013, Mr. McGurn served as Senior Vice President of Advertising Sales at Hulu, where he helped to launch and scale the company’s ad-supported streaming business. He has also held an independent board role at Zype, Inc., a video infrastructure platform that was acquired by Backlight, a portfolio company of PSG Equity. Mr. McGurn currently serves in an advisory capacity to Trump Media & Technology Group, supporting the company’s diligence and strategy around mergers and acquisitions, subscription video on demand (SVOD) and social networking platforms, including Truth+ and Truth Social. He is also a limited partner and strategic entrepreneurial advisor to Revel Partners, a venture capital firm focused on B2B SaaS and media innovation, and Alpine Meridian, a venture capital fund with investments across digital media and consumer technology. Mr. McGurn has cultivated extensive relationships across media, entertainment, technology, telecommunications, and music industries. Mr. McGurn graduated from Ohio Wesleyan University in 1998 with a BA in History and was a two-time NCAA all-America pick in the sport of lacrosse.

Past performance of our management team or their respective affiliates is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical performance record of our management team or their affiliates as indicative of our future performance. Our officers and directors may have conflicts of interest with other entities to which they owe fiduciary or contractual obligations with respect to initial business combination opportunities. For a list of our officers and directors and entities for which a conflict of interest may or does exist between such persons and us, as well as the priority and preference that such entity has with respect to performance of obligations and presentation of business opportunities to us, please refer to the table and subsequent explanatory paragraph under “Management — Conflicts of Interest.”

Number and Terms of Office of Officers and Directors

Our board consists of seven (7) members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. Prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing the company in a jurisdiction outside the British Virgin Islands (including any ordinary resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the British Virgin Islands). Holders of our public shares will not be entitled to vote on such matters during such time. These provisions of our amended and restated memorandum and articles of association relating to these rights of holders of Class B ordinary shares may be amended by a ordinary resolution passed by the affirmative vote of the holders representing at least 90% of the issued Class B ordinary shares. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, which consists of Luisa Ingargiola, Jeffrey Tullman and Kevin McGurn will expire at our first annual general meeting. The term of office of the second class of directors, which consists of George Kollitides and Benjamin Piggott, will expire at the second annual general meeting. The term of office of the third class of directors, which consists of David Boral and John Darwin, will expire at the third annual general meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Director Independence

Nasdaq rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have four “independent directors” as defined in Nasdaq rules and applicable SEC rules. Our board of directors expects to determine that Luisa Ingargiola, Jeffrey Tullman, George Kollitides, and Kevin McGurn are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

As of the date of this Annual Report on Form 10-K, none of our officers has received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will pay an affiliate of our sponsor $20,000 per month for office space, utilities and secretarial and administrative and support services provided to us and members of our management team. Our sponsor, officers and directors, or any affiliate of theirs, will be entitled to certain payments including, but not limited to, reimbursement for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We may pay cash compensation to our independent directors for services rendered to us. Additionally, we may pay consulting, success, advisory, or finder’s fees to our sponsor, our officers or directors, our advisors, or affiliates thereof in connection with the consummation of our initial business combination. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

We have two standing committees: an audit committee and a compensation committee. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our board and as the composition and responsibilities described below.

Audit Committee

Luisa Ingargiola, George Kollitides and Jeffrey Tullman will serve as the members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Luisa Ingargiola, George Kollitides and Jeffrey Tullman are each independent.

Luisa Ingargiola serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Luisa Ingargiola qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee will be George Kollitides, Jeffrey Tullman, and Kevin McGurn. George Kollitides serves as chair of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee of at least two members, all of whom must be independent. George Kollitides, Jeffrey Tullman, and Kevin McGurn are each independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter will also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605I(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Luisa Ingargiola, Jeffrey Tullman, George Kollitides and Kevin McGurn. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, in the past year has served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with Nasdaq listing rules as required by the Dodd-Frank Act.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website.

Conflicts of Interest

Under British Virgin Islands law, directors and officers owe the following fiduciary duties: duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	duty to not improperly fetter the exercise of future discretion;

●	duty to exercise authority for the purpose for which it is conferred and a duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience of that director.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
David Boral	D. Boral Capital	Broker-dealer	Chief Executive Officer

	D. Boral ARC Acquisition I Corp.	SPAC	Chairman and Chief Executive Officer

John Darwin	D. Boral Capital	Broker-dealer	Chief Investment Officer

	D. Boral ARC Acquisition I Corp.	SPAC	Chief Financial Officer and Director

	Luminous Capital USA Inc.	Investment firm	Managing Partner

Gaurav Verma	D. Boral Capital	Broker-dealer	Co-Head of Investment Banking

Benjamin Piggott	ECD Automotive Design Inc.	Automotive design company	Head of Corporate Development

Luisa Ingargiola	D. Boral ARC Acquisition I Corp.	Blank check company	Director

	Dragonfly Energy Holdings Corp.	Energy storage and battery technology	Director

	Avalon GloboCare Corp.	Biotechnology	Chief Financial Officer

	BioCorRx Inc.	Healthcare	Director and Audit Committee Chair

	Vision Marine Technologies, Inc.	Electric outboard powertrain systems	Director and Audit Committee Chair

	Fusion Fuel Green PLC	Energy fuel technology	Director and Audit Committee Chair

	Core AI Holdings, Inc.	Mobile games developer and publisher	Director and Audit Committee Chair

	New America Acquisition I Corp.	Blank check company	Director

Jeffrey Tullman	N/A

George Kollitides	N/A

Kevin McGurn	Yorkville Acquisition Corp.	Blank check company	Chief Executive Officer

	New America Acquisition I Corp.	Blank check company	Chairman of the Board and Chief Executive Officer

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. In particular, David Boral and John Darwin serve as Chief Executive Officer and Chief Financial Officer, respectively, and as directors together with Luisa Ingargiola, of D. Boral ARC Acquisition I Corp., a BVI special purpose acquisition company that is currently in the process of completing its initial business combination. Each of Mr. Boral, Mr. Darwin and Ms. Ingargiola owes fiduciary duties under BVI law to D. Boral ARC Acquisition I Corp. In addition, Mr. McGurn is the chief executive officer and a director of Yorkville Acquisition Corp., a Cayman Islands special purpose acquisition company that is currently in the process of completing its initial business combination. Mr. McGurn owes fiduciary duties under Cayman Islands law to Yorkville Acquisition Corp. Mr. McGurn also serves as the chief executive officer and chairman of New America Acquisition I Corp. and Ms. Ingargiola serves as a director of the company. Mr. McGurn and Ms. Ingargiola owe fiduciary duties under Florida law to New America Acquisition I Corp. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, including D. Boral ARC Acquisition I Corp., Yorkville Acquisition Corp. and New America Acquisition I Corp., he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under British Virgin Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination. Other than D. Boral ARC Acquisition I Corp., Yorkville Acquisition Corp. and New America Acquisition I Corp., because the other entities to which our officers and directors owe fiduciary duties or contractual obligations are not themselves in the business of engaging in business combinations, we do not believe that the fiduciary, contractual or other obligations or duties of our officers or directors, or of any affiliates of our initial shareholders, or policies applicable to any affiliates of our initial shareholders, will materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target, which could materially affect our ability to complete our initial business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial shareholders purchased founder shares prior to the closing of our initial public offering and purchased private units in a transaction that closed simultaneously with the closing of our initial public offering. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private shares and public shares in connection with the completion of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares and the private shares if we fail to complete our initial business combination within the prescribed time frame, although they will be entitled to liquidating distributions from assets outside the trust account. If we do not complete our initial business combination within the prescribed time frame, the private units will expire worthless. Furthermore, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the completion of our initial business combination. Because each of our officers directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	our sponsor and members of our management team directly or indirectly own our securities, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Our sponsor invested in us an aggregate of $2,025,000, comprised of the $25,000 purchase price for the founder shares (or approximately $0.002 per share) and the $2,000,000 purchase price for the private units (or $10.00 per unit), which may be exercised on a cashless basis. Accordingly, our management team, which owns interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares and if our sponsor were required to pay cash to exercise the private warrants.

●	certain members of our management team may receive compensation upon consummation of our initial business combination, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such compensation will not be received unless we consummate such business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	In the event our sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

●	Similarly, if we agree to pay our sponsor or a member of our management team a finder’s fee, advisory fee, consulting fee or success fee in order to effectuate the completion of our initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as any such fee may not be paid unless we consummate such business combination.

●	We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our sponsor, officers or directors, advisor, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed to vote their founder shares and private shares, and they and the other members of our management team have agreed to vote their founder shares, private shares and any shares purchased during or after the offering in favor of our initial business combination, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction.

Limitation on Liability and Indemnification of Officers and Directors

British Virgin Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the British Virgin Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, actual fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide that our officers and directors will be indemnified by us to the fullest extent permitted by law, as it now exists or may in the future be amended, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Officer and Director Compensation

None of our officers has received any cash compensation for services rendered to us. Commencing on February 10, 2026, we agreed to pay our sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 27, 2026 the number of ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 27, 2026, we had (i) 28,750,000 publicly-held Class A ordinary shares issued and outstanding, (ii) 200,000 Class A ordinary shares underlying the Placement Private Units, (iii)2,000,000 Class A ordinary shares to D. Boral Capital, LLC and/or its designees as part of representative compensation (the “Representative Shares”) and (iv) 12,321,429 Class B ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of March 27, 2026.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percentage of Outstanding Shares
D. Boral Sponsor I LLC (Our Sponsor)	12,321,429	(3)	28.47%
David Boral(4)	13,221,429	(3)	30.55%
John Darwin(4)	13,221,429		30.55%
Gaurav Verma	-		-
Benjamin Piggott	-		-
Luisa Ingargiola(6)	-		-
Jeffrey Tullman(6)	-		-
George Kollitides(6)	-		-
Kevin McGurn(6)	-		-
All officers and directors as a group
(8 individuals)	14,321,429		33.10%
Greater than 5% Holders
Sculptor Capital LP (5)	1,750,000		5.65%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is c/o D. Boral Acquisition I Corp., 590 Madison Ave., New York, NY 10022.
(2)	Interests shown consist solely of representative shares, classified as Class A ordinary shares.
(3)	Interests shown consist solely of 12,321,429 founder shares, classified as Class B ordinary shares, and 200,000 private placement shares, which are classified as Class A ordinary shares. The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities.”
(4)	D. Boral Sponsor I LLC, our sponsor, is the record holder of the 12,321,429 founder shares and 200,000 private placement shares reported herein. David Boral and John Darwin are the managers of D. Boral Sponsor I LLC and accordingly, Mr. Boral and Mr. Darwin have voting and investment discretion with respect to the ordinary shares held of record by D. Boral Sponsor I LLC. However, Mr. Boral and Mr. Darwin do not have an economic interest in the shares held by D. Boral Sponsor I LLC.
(5)	Based on a Schedule 13G filed on February 20, 2026. The address of the holder is 9 West 57th Street, 40th Floor, New York, NY 10019.
(6)	Our independent directors received for their services as a director an indirect interest in the founder shares through membership interests in our sponsor. Luisa Ingargiola received an indirect interest in 50,000 founder shares through membership interests in our sponsor, Jeffrey Tullman received an indirect interest in 100,000 founder shares through membership interests in our sponsor, George Kollitides received an indirect interest in 100,000 founder shares through membership interests in our sponsor, and Kevin McGurn received an indirect interest in 250,000 founder shares through membership interests in our sponsor.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On April 3, 2025, our Sponsor purchased, and the Company issued to the Sponsor, 12,321,429 Class B ordinary shares for an aggregate purchase price of $25,000.

Our Sponsor purchased an aggregate of 200,000 private units at $10.00 per private unit (for a total purchase price of $2,000,000). These purchases of private units took place as a private placement simultaneously with the consummation of the IPO and the sale of the public units.

Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our sponsor, officers or directors, advisor, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account.

Promissory Note – Related Party

On October 8, 2025, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $350,000, to be used for payment of costs related to the Proposed Offering. The note is non-interest bearing and payable on the earlier of (i) December 31, 2025 or (ii) the consummation of the Initial Public Offering. As of December 31, 2025, the Company has borrowed $167,129 under the promissory note with our Sponsor. On February 12, 2026, the Company has repaid the outstanding balance under the promissory note with the Sponsor out of the $700,000 of offering proceeds that has been allocated for the payment of offering expenses.

Administrative Services Arrangement

An affiliate of our Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company our Sponsor certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company. The Company has agreed to pay to the affiliate of our Sponsor, $20,000 per month, for up to 18 months, subject to extension to up to 21 months, as provided in the Company’s registration statement, for such administrative services. For the period from April 3, 2025 (inception) to December 31, 2025, $0 was charged to operations and no amounts were outstanding at December 31, 2025.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Up to $2,500,000 of such loans may be convertible into private units, at a price of $10.00 per unit, at the option of the applicable lender. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2025, no amounts under such loans have been drawn.

Representative Shares

On February 12, 2026, the Company issued 2,000,000 representative shares to D. Boral Capital, LLC and/or its designees as part of representative compensation (the “Representative Shares”). The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of our IPO pursuant to FINRA Rule 5110(e)(1). Pursuant to this FINRA lock-up, these securities cannot be sold, transferred, assigned, pledged or hypothecated or the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days from the commencement of sales of the Initial Public Offering except as permitted under FINRA Rule 5110(e)(2), including to any underwriter and selected dealer participating in the Initial Public Offering and their officers or partners, registered persons or affiliates. The Representative Shares have resale registration rights including two demand (one at the Company’s expense and one at D. Boral Capital, LLC’s expense) and unlimited “piggy-back” rights for periods of five and seven years, respectively, from the commencement of sales of the Initial Public Offering.

Any of the foregoing payments to our sponsor, repayments of loans from our sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, representative shares and private units.

As described herein, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under British Virgin Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination.

Related Party Policy

The audit committee of our board of directors have adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year-end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy include: (i) our directors, nominees for director or officers or any person who has served in such roles since the beginning of the most recent fiscal year, even if he or she does not currently serve in that role; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) if the related party is a director or an immediate family member of a director, the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account:

●	Repayment of up to an aggregate of $350,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	reimbursement for office space, utilities and secretarial, and administrative support services made available to us by an affiliate of our sponsor, in an amount equal to $20,000 per month;

●	Payment of consulting, success or finder fees to our independent directors, advisor, or their respective affiliates in connection with the consummation of our initial business combination;

●	We may engage our sponsor or an affiliate of our sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $2,500,000 of such loans may be convertible into private units of the post-business combination entity at a price of $10.00 per unit at the option of the applicable lender. Such units would be identical to the private units. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

Director Independence

For a description of the director independence, see “- Part III, Item 10 - Directors, Executive Officers and Corporate Governance”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of MaloneBailey, LLP, or MaloneBailey, acts as our independent registered public accounting firm. The following is a summary of fees paid to MaloneBailey for services rendered.

Audit Fees. For the period from April 3, 2025 (inception) through December 31, 2025, fees for our independent registered public accounting firm were approximately $70,000, for the services MaloneBailey performed in connection with the audit of our December 31, 2025 financial statements.

Audit-Related Fees. For the period from April 3, 2025 (inception) through December 31, 2025, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the period from April 3, 2025 (inception) through December 31, 2025, our independent registered public accounting firm did not render any tax compliance, tax advice and tax planning.

All Other Fees. For the period from April 3, 2025 (inception) through December 31, 2025, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

D. BORAL ACQUISITION I CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

D. Boral Acquisition I Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of D. Boral Acquisition I Corp. (the “Company”) as of December 31, 2025, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the period from April 3, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period from April 3, 2025 (inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2025.

Houston, Texas

March 31, 2026

D. BORAL ACQUISITION I CORP.

BALANCE SHEET

AS OF DECEMBER 31, 2025

ASSETS
Current Assets:
Cash	$25,000
Prepaid expenses	25,000
Total Current Assets	50,000
Deferred offering costs	135,954
Total Assets	$185,954

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities:
Accrued expenses and offering costs	$60,670
Promissory note - related party	167,129
Total Liabilities	227,799

Commitments and contingencies (Note 6)
Shareholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2025	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding as of December 31, 2025	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 12,321,429 issued and outstanding as of December 31, 2025 (1)	1,232
Additional paid-in capital	23,768
Accumulated deficit	(66,845)
Total Shareholder’s Deficit	(41,845)
Total Liabilities and Shareholder’s Deficit	$185,954

[1]	Included an aggregate of 1,607,143 Class B ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 7). No Class B ordinary shares were forfeited as, in connection with the Initial Public Offering, the underwriters fully exercised the over-allotment option.

The accompanying notes are an integral part of these financial statements.

D. BORAL ACQUISITION I CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM APRIL 3, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Formation and operating expenses	$66,845
TOTAL EXPENSES	66,845

Net loss	$(66,845)

Weighted average shares outstanding of Non-redeemable common stock, basic and diluted[1]	10,714,286
Basic net loss per share, Class B ordinary shares	$(0.01)

[1]	Excludes up to 1,607,143 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 7). No Class B ordinary shares were forfeited as, in connection with the Initial Public Offering, the underwriters fully exercised the over-allotment option.

The accompanying notes are an integral part of these financial statements.

D. BORAL ACQUISITION I CORP.

STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM APRIL 3, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class B Common Stock		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance, April 3, 2025 (inception)	-	$-	$-	$-	$-
Issuance of common stock to sponsor[1]	12,321,429	1,232	23,768	-	25,000
Net loss	-	-	-	(66,845)	(66,845)
Balance, December 31, 2025	12,321,429	$1,232	$23,768	$(66,845)	$(41,845)

[1]	Includes up to 1,607,143 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 7). No Class B ordinary shares were forfeited as, in connection with the Initial Public Offering, the underwriters fully exercised the over-allotment option.

The accompanying notes are an integral part of these financial statements.

D. BORAL ACQUISITION I CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 3, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash Flows Used in Operating Activities:
Net loss	$(66,845)
Adjustments to reconcile:
Payment of expenses via promissory note	31,175
Net change in assets and liabilities to reconcile to net loss to net cash provided by operating activities:
Prepaid expenses	(25,000)
Accrued formation and offering costs	60,670
Net Cash Used in Operating Activities	-

Cash Flows Provided by Financing Activities:
Proceeds from issuance of Class B Ordinary Shares	25,000
Net Cash Provided by Financing Activities	25,000

Cash at beginning of period	-
Cash at end of period	$25,000

Supplemental Disclosure of cash flow information:
Non-cash investing and financing activities
Deferred offering costs included in promissory note – related party	$135,954

The accompanying notes are an integral part of these financial statements.

D. BORAL ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

D. Boral Acquisition I Corp. (the “Company”) is a blank check company incorporated as a BVI exempted company on April 3, 2025. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). While the Company may pursue an acquisition opportunity in any business, industry, sector or geographical location, the Company intends to identify and acquire a business where the Company believes the Company’s management teams’ and the Company’s affiliates’ expertise will provide the Company with a competitive advantage, including technology, healthcare and logistics industries.

As of December 31, 2025, the Company had not yet commenced any operations. All activity through December 31, 2025 related to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

On February 12, 2026, the Company consummated its Initial Public Offering of 28,750,000 units (the “Public Units” and, with respect to the Class A ordinary shares and public warrants included in the Public Units, the “Public Shares”, and “Public Warrants”, respectively), including 3,750,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $287,500,000 (the “Public Proceeds”).

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 200,000 Units (the “Private Units”) at a price of $10.00 per Unit in a private placement to the Company’s sponsor, D. Boral Sponsor I LLC (the “Sponsor”) generating gross proceeds to the Company of $2,000,000.

Transaction costs amounted to $6,027,544, consisting of underwriter’s commission of $100,000, fair value of representative shares of $4,930,670 and $996,874 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and Permitted Withdrawals on the interest income earned on the funds held in the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, management has agreed that $10.00 per Unit sold in the Initial Public Offering, including proceeds of the sale of the Private Placement Warrants, will be held in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account), net of taxes payable for the Company’s franchise and income taxes or funds for working capital requirements (“Permitted Withdrawals”). There will be no redemption rights upon the completion of a Business Combination with respect to the Private Placement Warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under BVI law approving a Business Combination, which requires a resolution be passed by a majority of the holders of the Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”) and the Class B ordinary shares, par value $0.0001 (the “Class B ordinary shares,” and together with the Class A ordinary shares, the “ordinary shares”) as, being entitled to do so, vote in person or by proxy at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Articles”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination and waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Articles provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholder’s rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

If the Company has not completed a Business Combination within 18 months from the closing of the Initial Public Offering (or up to 21 months from the closing of the Initial Public Offering if we extend the period of time to consummate a business combination by the full amount of time) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to pay the Permitted Withdrawals, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under BVI law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Company’s initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, the Company may not be able to complete its initial Business Combination, and the Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2025, cash was $25,000. The Company did not have any cash equivalents as of December 31, 2025.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Proposed Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Proposed Offering proceeds from the Public Units between Class A ordinary shares and warrants, using the residual method by allocating Proposed Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption will be charged to temporary equity, and offering costs allocated to the warrants included in the Public Units and Private Placement Warrants will be charged to stockholder’s equity as the warrants, after management’s evaluation, will be accounted for under equity treatment. Should the Proposed Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. As of December 31, 2025 the Company had deferred offering costs of $135,954.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the BVI. In accordance with BVI income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Instruments

The Company accounts for the Public and Private Warrants to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment

Net Loss per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,607,143 Class B ordinary shares held by the Sponsor that are subject to forfeiture depending on the extent to which the over-allotment option is exercised by the underwriters (see Note 7). At December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2020-06 as of the inception of the Company. As of December 31, 2025, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures. See Note 9 for further information.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 28,750,000 Units (including or 3,750,000 Units as a result of the underwriters’ full exercise of the over-allotment option at a purchase price of $10.00 per Unit). Each Unit will consist of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitle the holder to purchase one Class A ordinary share at a price of $11.50 per full share, subject to adjustment (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor, in a private placement, purchased an aggregate of 200,000 Private Units at a price of $10.00 per Private Unit from the Company. Each Private Unit consists of one Class A ordinary share and one-half of one warrant, with each whole warrant exercisable to purchase one Class A ordinary share, as described in (Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an initial Business Combination, subject to certain exceptions.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On April 3, 2025, the Sponsor received 12,321,429 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for a payment of $25,000. Up to 1,607,143 Founder Shares held by the Sponsor are subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option is exercised, so that the number of Founder Shares will collectively represent 28.9% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. As the underwriters’ over-allotment option was fully exercised, no shares were forfeited by the Sponsor.

The founder shares are designated as Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in the units sold in the Initial Public Offering, and holders of founder shares have the same stockholder rights as public stockholders, except that (i) the founder shares are subject to certain transfer restrictions, as described in more detail below, (ii) the founder shares are entitled to registration rights; (iii) the initial stockholders, officers, directors and members of the advisory board, pursuant to a letter agreement with the Company, and the representative of the underwriters, pursuant to the underwriting agreement, have agreed to (A) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with the completion of the initial business combination, (B) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with a stockholder vote to approve an amendment to the amended and restated articles of incorporation (a) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of the public shares if the Company has not consummated an initial business combination within the completion window or (b) with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, (C) waive their rights to liquidating distributions from the trust account with respect to their founder shares and private shares if the Company  fails to complete the initial business combination within the completion window, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to complete the initial business combination within such time period and to liquidating distributions from assets outside the trust account and (D) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction), (iv) the founder shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of the initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the amended and restated articles of incorporation, and (v) prior to the closing of the initial business combination, only holders of shares of Class B ordinary shares will be entitled to vote on the appointment and removal of directors.

With certain limited exceptions, the founder shares are not transferable, assignable or saleable (except to officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the completion of the initial business combination.

Unsecured Promissory Note

The Sponsor has agreed to loan the Company up to $350,000 under an unsecured promissory note to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and are due upon the earlier of June 30, 2026, the closing of the Initial Public Offering, or an earlier event of default. As of December 31, 2025, there was $167,129 outstanding under such promissory note. In connection with the Initial Public Offering, the promissory note was paid in full.

Administrative Services Arrangement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $20,000 for office space, utilities and secretarial and administrative support. As of December 31, 2025, such arrangements had not been executed, and the Company did not incur any fees for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per units. Such units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2025, there was no amount outstanding under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Units (including the component securities as well as the securities underlying those component securities), which were issued in a private placement simultaneously with the closing of the Initial Public Offering and (iii) private units (including the component securities as well as the securities underlying those component securities) that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of the securities held by them and any other securities of the company acquired by them prior to the consummation of a Business Combination pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Business Combination. The registration rights granted to the underwriters are limited to no more than two demands and unlimited “piggy-back” rights for periods of five and seven years, respectively, from the commencement of sales of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements, except that, with respect to the representatives of the underwriters, the Company will only bear such expenses on one occasion.

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to an additional 3,750,000 Units at the Initial Public Offering price to cover over-allotments, if any.  The underwriter fully exercised the over-allotment option on February 12, 2026.

The underwriter received a fixed cash underwriting discount of $100,000 upon the closing of the Initial Public Offering.

In addition, the underwriter received 2,000,000 Class A ordinary shares, for no consideration upon the closing of the Initial Public Offering.

NOTE 7. SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2025, there were no Class A shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2025, there were 12,321,429 Class B ordinary shares issued and outstanding. Up to 1,607,143 Founder Shares held by the Sponsor are subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option is exercised, so that the number of Founder Shares will collectively represent 28.9% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. As the underwriters’ over-allotment option was fully exercised, no shares were forfeited by the Sponsor.

Only holders of the Class B ordinary shares will have the right to vote on the appointment of directors prior to the Business Combination. Holders of ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as otherwise required by law. In connection with the Company’s initial Business Combination, it may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

The Founder Shares are designated as Class B ordinary shares and will automatically convert at a ratio of one-for-one into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the Trust Account if the Company does not consummate an initial Business Combination) at the time of the Company’s initial Business Combination.

NOTE 8. WARRANTS

There were no warrants outstanding as of December 31, 2025. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary share pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. Notwithstanding the above, if the Class A ordinary share is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants When the Price per Class A ordinary share Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganization, recapitalizations and the like) for any 10 trading days within a 20-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the warrants for redemption as described in this paragraph, its management will have the option to require any holder that wishes to exercise their warrant following the notice of redemption to do so on a cashless basis. In the case of such a cashless exercise, each holder would pay the exercise price by surrendering the Public Warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” less the exercise price of the warrants by (y) the fair market value. The “fair market value” as used in the preceding sentence shall mean the volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of redemption is sent to the holders of the public warrants. If its management takes advantage of this option, the notice of redemption will contain the information necessary to calculate the number of Class A ordinary shares to be received upon exercise of the warrants, including the “fair market value” in such case.

The Company has established the $18.00 per share (as adjusted) redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the public warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the Public Warrants, each Public Warrant holder will be entitled to exercise his, her or its Public Warrant prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 redemption trigger price, as well as the $11.50 Public Warrant exercise price after the redemption notice is issued.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination at less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by its board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of its initial Business Combination on the date of the completion of its initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 day trading period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cash or cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees.

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Financial Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in total assets:

December 31, 2025
Cash	$25,000
Prepaid Expenses	25,000
Deferred offering costs	135,954
Total Assets	$185,954

NOTE 10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statement is issued, the Company has evaluated all events or transactions that occurred up to the date of filing. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement other than those listed below.

On February 12, 2026, the Company consummated its Initial Public Offering of 28,750,000 units (the “Public Units”), including 3,750,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option. Each Public Unit consists of one Class A ordinary share (the “Public Shares”) and one-half of one redeemable warrant (the “Public Warrants”), with each whole warrant exercisable to purchase one Class A ordinary share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $287,500,000.

Simultaneously with the closing of the Initial Public Offering, the Company completed the private placement of 200,000 units (the “Private Units”) to D. Boral Sponsor I LLC (the “Sponsor”) at a price of $10.00 per Private Unit, generating gross proceeds of $2,000,000. Each Private Unit consists of one Class A ordinary share and one-half of one warrant, with each whole warrant exercisable to purchase one Class A ordinary share.

Transaction costs associated with the Initial Public Offering totaled $6,027,544, consisting of $100,000 of underwriting commissions, $4,930,670 representing the fair value of representative shares issued to the underwriter, and $996,874 of other offering costs.

The underwriter received 2,000,000 Class A ordinary shares, for no consideration upon the closing of the Initial Public Offering.

A total of $287,500,000 of the net proceeds from the Initial Public Offering and the private placement was deposited into a trust account.

In connection with the Initial Public Offering, the promissory note was paid in full.

Commencing on February 25, 2026, the holders of the Public Units issued in the Initial Public Offering may elect to separately trade the Class A Ordinary Shares and the Warrants included in the Units.

EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report.

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 10, 2026, by and between the Company and D. Boral Capital LLC, as representative of the several underwriters, and the qualified independent underwriter named therein (incorporated by reference to exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on February 17, 2026)
3.2	Amendment to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 17, 2026)
4.5*	Description of Securities
10.1	Letter Agreement among the Registrant, D. Boral Sponsor I LLC and each of the executive officers and directors of the Registrant (incorporated by reference to exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on February 17, 2026)
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 17, 2026)
10.3	Registration Rights Agreement among the Registrant, D. Boral Sponsor I LLC and the Holders signatory thereto (incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 17, 2026)
10.4	Private Placement Warrants Purchase Agreement between the Registrant and D. Boral Sponsor I LLC (incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 17, 2026)
10.5	Form of Indemnity Agreement (incorporated by reference to exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on February 17, 2026)
10.6	Administrative Services Agreement, dated February 10, 2026, by and between the Company and the Sponsor (incorporated by reference to exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on February 17, 2026)
10.7	Warrant Agreement, dated February 10, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 17, 2026)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

D. BORAL ACQUISITION I CORP.
Dated: March 31, 2026
	By:	/s/ David Boral
	Name:	David Boral
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Boral	Chief Executive Officer and Chairman	March 31, 2026
David Boral	(Principal Executive Officer)

/s/ John Darwin	Chief Financial Officer and Director	March 31, 2026
John Darwin	(Principal Accounting and Financial Officer)

/s/ Benjamin Piggott	Director	March 31, 2026
Benjamin Piggott

/s/ Luisa Ingargiola	Director	March 31, 2026
Luisa Ingargiola

/s/ Jeffrey Tullman	Director	March 31, 2026
Jeffrey Tullman

/s/ George Kollitides	Director	March 31, 2026
George Kollitides

/s/ Kevin McGurn	Director	March 31, 2026
Kevin McGurn