Form 10-Q
period 2026-03-31
D. Boral Acquisition I Corp.
filed 2026-05-14
CIK 2095161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of May 12, 2026, there were 30,950,000 Class A ordinary shares, par value $0.0001 per share, and 12,321,429 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

D. BORAL ACQUISITION I CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

D. BORAL ACQUISITION I CORP.

UNAUDITED BALANCE SHEETS

	March 31, 2026	December 31, 2025
ASSETS
Current Assets:
Cash	$513,684	$25,000
Prepaid expenses, current	205,113	25,000
Total Current Assets	718,797	50,000
Cash held in Trust Account	288,873,487	-
Prepaid expenses, non-current	73,357	-
Deferred offering costs	-	135,954
Total Assets	$289,665,641	$185,954

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses and offering costs	$57,200	$60,670
Promissory note - related party	-	167,129
Total Liabilities	57,200	227,799

Commitments and contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 28,750,000 and 0 shares subject to possible redemption as of March 31, 2026 and December 31, 2025, respectively, at $10.05 and $0.00 per share, respectively.	288,873,487	-

Shareholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,200,000 and none issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	220	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 12,321,429 issued and outstanding as of March 31, 2026 and December 31, 2025 (1)	1,232	1,232
Additional paid-in capital	-	23,768
Retained earnings (Accumulated deficit)	733,502	(66,845)
Total Shareholders’ Equity (Deficit)	734,954	(41,845)
Total Liabilities and Shareholders’ Equity (Deficit)	$289,665,641	$185,954

[1]	As of December 31, 2025, included an aggregate of 1,607,143 Class B ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 7). No Class B ordinary shares were forfeited as, in connection with the Initial Public Offering, the underwriters fully exercised the over-allotment option.

The accompanying notes are an integral part of these unaudited financial statements.

D. BORAL ACQUISITION I CORP.

UNAUDITED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

Formation and operating expenses	$126,327
TOTAL EXPENSES	(126,327)

Other income
Interest income earned on cash held in Trust account	1,373,487
TOTAL OTHER INCOME	1,373,487

Net income	$1,247,160

Weighted average shares outstanding of Redeemable Class A Ordinary shares, basic and diluted	15,013,889
Basic and diluted net income per share, Redeemable Class A ordinary shares	$0.04
Weighted average shares outstanding of Non-redeemable Class A and B Ordinary Shares, basic and diluted	13,470,318
Basic and diluted net income per share, Non-redeemable Class A and B ordinary shares	$0.04

The accompanying notes are an integral part of these unaudited financial statements.

D. BORAL ACQUISITION I CORP.

UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Retained Earnings (Accumulated	Shareholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2025 (1)	-	$-	12,321,429	$1,232	$23,768	$(66,845)	$(41,845)
Issuance of Class A Ordinary Shares to representative	2,000,000	200	-	-	4,930,470	-	4,930,670
Private placement proceeds	200,000	20	-	-	1,999,980	-	2,000,000
Public warrants, fair value	-	-	-	-	3,986,491	-	3,986,491
Offering costs	-	-	-	-	(83,578)	-	(83,578)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	(10,857,131)	(446,813)	(11,303,944)
Net income	-	-	-	-	-	1,247,160	1,247,160
Balance, March 31, 2026	2,200,000	$220	12,321,429	$1,232	$-	$733,502	$734,954

[1]	Includes up to 1,607,143 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 7). No Class B ordinary shares were forfeited as, in connection with the Initial Public Offering, the underwriters fully exercised the over-allotment option.

The accompanying notes are an integral part of these unaudited financial statements.

D. BORAL ACQUISITION I CORP.

UNAUDITED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

Cash Flows Used in Operating Activities:
Net income	$1,247,160
Adjustments to reconcile:
Interest income earned on cash held in Trust account	(1,373,487)
Changes in operating assets and liabilities:
Deferred offering costs	16,925
Prepaid expenses	(278,470)
Accrued expenses and offering costs	37,200
Net Cash Used in Operating Activities	(350,672)

Cash Flows Used in Investing Activities:
Cash deposited into Trust	(287,500,000)
Cash Flows Used in Investing Activities	(287,500,000)

Cash Flows Provided by Financing Activities:
Proceeds from issuance of Class A shares subject to possible redemption	287,500,000
Repayment of Promissory Note - Related Party	(167,129)
Proceeds from Private Placement	2,000,000
Payment of offering costs	(993,515)
Net Cash Provided by Financing Activities	288,339,356

Net change in cash	488,684
Cash at beginning of period	25,000
Cash at end of period	$513,684

Supplemental Disclosure of cash flow information:
Non-cash investing and financing activities
Deferred offering costs included in accrued expenses and offering costs	$40,670
Fair value of representative shares	$4,930,470
Offering costs charged to APIC	$83,378
Offering costs charged to ordinary shares subject to redemption	$5,943,966
Deferred offering costs paid through prepayment	$25,000
Remeasurement of Class A ordinary shares subject to possible redemption	$11,303,944

The accompanying notes are an integral part of these unaudited financial statements.

D. BORAL ACQUISITION I CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

As of March 31, 2026, the Company had not yet commenced any operations. All activity through March 31, 2026 related to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 1, 2026.

The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2026 and December 31, 2025, cash was $513,684 and $25,000, respectively. The Company did not have any cash equivalents as of March 31, 2026 and December 31, 2025.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate the Initial Public Offering proceeds from the Public Units between Class A ordinary shares and warrants, using the residual method by allocating the Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption are charged to temporary equity, and offering costs allocated to the warrants included in the Public Units and Private Units are charged to shareholders’ equity as the warrants, after management’s evaluation, are accounted for under equity treatment. As of March 31, 2026 and December 31, 2025, deferred offering costs were $0 and $135,954, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2026 and December 31, 2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the BVI. In accordance with BVI income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Cash Held in Trust Account

As of March 31, 2026 and December 31, 2025, the Company had $288,873,487 and $0, respectively, in cash held in the Trust Account.

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

Warrant Instruments

The Company accounts for the Public and Private Warrants to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 and cash held in the trust with a financial institution, which, at times, may exceed the Securities Investor Protection Corporation (“SIPC”) limit of $250,000. The amount in the cash account exceeded the FDIC limit by $263,684 and $0 as of March 31, 2026 and December 31, 2025, respectively. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The statement of operations includes a presentation of income per redeemable share and income per non-redeemable share following the two-class method of income per share. Income and losses are shared ratably based on the weighted average number of shares outstanding between the two classes of shares. Remeasurement associated with the redeemable shares is excluded from earnings per share as the redemption value approximates fair value. As of March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the period presented.

The following tables reflect the calculation of basic and diluted net income per ordinary share.

For The Three Months Ended March 31, 2026
Redeemable Class A Ordinary Shares
Numerator: Allocation of net income, basic and diluted	$657,372
Denominator: Basic and diluted weighted average shares outstanding	15,013,889
Basic and diluted net income per ordinary share	$0.04
Non-redeemable Class A and B Ordinary Shares
Numerator: Allocation of net income, basic and diluted	$589,788
Denominator: Basic and diluted weighted average shares outstanding	13,470,318
Basic and diluted net income per ordinary share	$0.04

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

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, on March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of March 31, 2026, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$287,500,000
Less: Proceeds allocated to public warrants	(3,986,491)
Less: Class A share issuance costs	(5,943,966)
Add: Remeasurement of carrying value to redemption value	11,303,944
Class A shares subject to possible redemption as of March 31, 2026	$288,873,487

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 28,750,000 Units (including or 3,750,000 Units as a result of the underwriters’ full exercise of the over-allotment option at a purchase price of $10.00 per Unit). Each Unit will consist of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per full share, subject to adjustment (see Note 8).

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

Unsecured Promissory Note

The Sponsor has agreed to loan the Company up to $350,000 under an unsecured promissory note to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and are due upon the earlier of June 30, 2026, the closing of the Initial Public Offering, or an earlier event of default. In connection with the Initial Public Offering, the promissory note was paid in full. No further borrowings are allowed under the promissory note.

Administrative Services Arrangement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $20,000 for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2026, the Company incurred general and administrative services expenses of $20,000, which are included in formation and operating expenses on the statements of operations.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per units. Such units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2026 and December 31, 2025, there was no amounts outstanding under the Working Capital Loans.

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

NOTE 7. SHAREHOLDER’S EQUITY (DEFICIT)

Preferred Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 2,200,000 (excluding 28,750,000 Class A shares subject to possible redemption) and no Class A shares issued or outstanding, respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 12,321,429 Class B ordinary shares issued and outstanding. As of December 31, 2025, up to 1,607,143 Founder Shares held by the Sponsor were subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option is exercised, so that the number of Founder Shares will collectively represent 28.9% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. As the underwriters’ over-allotment option was fully exercised, no shares were forfeited by the Sponsor.

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

NOTE 8. WARRANTS

There were 14,475,000 and no warrants outstanding as of March 31, 2026 and December 31, 2025, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in total assets:

	March 31, 2026	December 31, 2025
Cash	$513,684	$25,000
Prepaid Expenses	278,470	25,000
Cash held in Trust Account	288,873,487	-
Deferred offering costs	-	135,954
Total Assets	$289,665,641	$185,954

NOTE 10. FAIR VALUE MEASUREMENTS

The fair value of the $288,873,487 cash held in trust is measured under Level 1 in the fair value hierarchy as of March 31, 2026.

The fair value of the Public and Private Warrants, $4,014,223, is measured under Level 3 in the fair value hierarchy as of February 12, 2026. The fair value of Public Warrants was determined using Black-Scholes Model. The Public Warrants have been classified within shareholders’ equity and will not require remeasurement after issuance.

The market assumptions used to determine fair value as follows:

As of February 12, 2026
Term	6.50 years
Dividends	0
Risk Free Rate	3.82%
Volatility	6.0%
Probability of an Initial Business Combination	25%

NOTE 11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statement is issued, the Company has evaluated all events or transactions that occurred up to the date of filing. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the three months ended March 31, 2026, we had net income of $1,247,160, which represents interest income earned on cash held in trust account of $1,373,487, partially offset by formation and operating costs of $126,327.

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

As of March 31, 2026, we have available to us the approximately $513,684 of proceeds held outside the trust account. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

For the three months ended March 31, 2026, cash used in operating activities was $350,672. Net income of $1,247,160 was offset by interest income earned on cash held in trust account of $1,373,487 and change in assets and liabilities of $224,345.

For the three months ended March 31, 2026, cash used in investing activities was $287,500,000, which represents proceeds from the initial public offering and private placement deposited into the Trust account.

For the three months ended March 31, 2026, cash provided by financing activities was $288,339,356, which represents proceeds from the initial public offering and private placement less offering costs and repayment of Promissory Note - Related Party.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Currently, the Company does not have any critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our final prospectus for the IPO filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

As a blank check company, we have no operations and therefore do not have any operations of our own that face material cybersecurity threats. However, we do depend on the digital technologies of third parties, including information systems, infrastructure and cloud applications and services, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have established certain processes for identifying, evaluating, and managing material risks from cybersecurity threats as a part of our overall technology management strategy. These processes are designed and reassessed on a periodic basis to help protect our technology assets and operations from internal and external security threats.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

There were no unregistered securities to report which have not been previously included in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibits
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

D. Boral Acquisition I Corp.

Date: May 13, 2026	By:	/s/ David Boral
David Boral
Chief Executive Officer
(principal executive officer)

D. Boral Acquisition I Corp.

Date: May 13, 2026	By:	/s/ John Darwin
John Darwin
Chief Financial Officer (principal financial and accounting officer)

