Form 10-Q
period 2026-06-30
D. Boral Acquisition I Corp.
filed 2026-08-14
CIK 2095161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 13, 2026, there were 30,950,000 Class A ordinary shares, par value $0.0001 per share, and 12,321,429 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

D. BORAL ACQUISITION I CORP.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION:		1
Item 1.	Financial Statements:	1
	Unaudited Balance Sheets as of June 30, 2026 and December 31, 2025	1
	Unaudited Statements of Operations for the three and six months ended June 30, 2026 and for the period from April 3, 2025 (inception) through June 30, 2025	2
	Unaudited Statements of Changes in Shareholders’ Equity (Deficit) for the three and six months ended June 30, 2026 and for the period from April 3, 2025 (inception) through June 30, 2025	3
	Unaudited Statements of Cash Flows for the six months ended June 30, 2026 and for the period from April 3, 2025 (inception) through June 30, 2025	4
	Notes to Unaudited Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

PART II - OTHER INFORMATION:		21
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	22

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

D. BORAL ACQUISITION I CORP.

UNAUDITED BALANCE SHEETS

	June 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash	$317,622	$25,000
Prepaid expenses, current	281,661	25,000
Total Current Assets	599,283	50,000
Cash held in Trust Account	291,524,262	-
Prepaid expenses, non-current	23,341	-
Deferred offering costs	-	135,954
Total Assets	$292,146,886	$185,954

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses and offering costs	$71,278	$60,670
Promissory note - related party	-	167,129
Total Liabilities	71,278	227,799

Commitments and contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 28,750,000 and 0 shares subject to possible redemption as of June 30, 2026 and December 31, 2025, respectively, at $10.14 and $0.00 per share, respectively.	291,524,262	-

Shareholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,200,000 and none issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	220	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 12,321,429 issued and outstanding as of June 30, 2026 and December 31, 2025 (1)	1,232	1,232
Additional paid-in capital	-	23,768
Retained earnings (Accumulated deficit)	549,894	(66,845)
Total Shareholders’ Equity (Deficit)	551,346	(41,845)
Total Liabilities and Shareholders’ Equity (Deficit)	$292,146,886	$185,954

[1]	As of December 31, 2025, included an aggregate of 1,607,143 Class B ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 7). No Class B ordinary shares were forfeited as, in connection with the Initial Public Offering, the underwriters fully exercised the over-allotment option.

The accompanying notes are an integral part of these unaudited financial statements.

D. BORAL ACQUISITION I CORP.

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026, AND FOR THE PERIOD FROM APRIL 3, 2025

(INCEPTION) THROUGH JUNE 30, 2025

	For the three months Ended June 30, 2026	For the six months ended June 30, 2026	For the period from April 3, 2025 (inception) through June 30, 2025

Formation and operating expenses	$183,608	$309,935	$-
TOTAL EXPENSES	(183,608)	(309,935)	-

Other income
Interest income earned on cash held in Trust account	2,650,775	4,024,262	-
TOTAL OTHER INCOME	2,650,775	4,024,262	-

Net income (loss)	$2,467,167	$3,714,327	$-

Weighted average shares outstanding of Redeemable Class A Ordinary shares, basic and diluted	28,750,000	21,919,890	-
Basic and diluted net income (loss) per share, Redeemable Class A ordinary shares	$0.06	$0.10	$-
Weighted average shares outstanding of Non-redeemable Class A and B Ordinary Shares, basic and diluted	14,521,429	13,998,777	12,321,429
Basic and diluted net income (loss) per share, Non-redeemable Class A and B ordinary shares	$0.06	$0.10	$0.00

The accompanying notes are an integral part of these unaudited financial statements.

D. BORAL ACQUISITION I CORP.

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026, AND FOR THE PERIOD FROM APRIL 3, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Retained Earnings (Accumulated	Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance, December 31, 2025 (1)	-	$-	12,321,429	$1,232	$23,768	$(66,845)	$(41,845)
Issuance of Class A Ordinary Shares to representative	2,000,000	200	-	-	4,930,470	-	4,930,670
Private placement proceeds	200,000	20	-	-	1,999,980	-	2,000,000
Public warrants, fair value	-	-	-	-	3,986,491	-	3,986,491
Offering costs	-	-	-	-	(83,578)	-	(83,578)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	(10,857,131)	(446,813)	(11,303,944)
Net income	-	-	-	-	-	1,247,160	1,247,160
Balance, March 31, 2026	2,200,000	$220	12,321,429	$1,232	$-	$733,502	$734,954
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(2,650,775)	(2,650,775)
Net income	-	-	-	-	-	2,467,167	2,467,167
Balance, June 30, 2026	2,200,000	$220	12,321,429	$1,232	$-	$549,894	$551,346

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Retained Earnings (Accumulated	Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance, April 3, 2025 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B Ordinary Shares to sponsor	-	-	12,321,429	1,232	23,768	-	25,000
Balance, June 30, 2025, (1)	-	$-	12,321,429	$1,232	$23,768	$-	$25,000

[1]	Includes up to 1,607,143 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 7). No Class B ordinary shares were forfeited as, in connection with the Initial Public Offering, the underwriters fully exercised the over-allotment option.

The accompanying notes are an integral part of these unaudited financial statements.

D. BORAL ACQUISITION I CORP.

UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026, AND FOR THE PERIOD FROM APRIL 3, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	For the six months ended June 30, 2026	For the period from April 3, 2025 (inception) through June 30, 2025

Cash Flows Used in Operating Activities:
Net income (loss)	$3,714,327	$-
Adjustments to reconcile:
Interest income earned on cash held in Trust account	(4,024,262)	-
Changes in operating assets and liabilities:
Prepaid expenses	(305,002)	-
Accrued expenses and offering costs	51,278	-
Net Cash Used in Operating Activities	(563,659)	-

Cash Flows Used in Investing Activities:
Cash deposited into Trust	(287,500,000)	-
Cash Flows Used in Investing Activities	(287,500,000)	-

Cash Flows Provided by Financing Activities:
Proceeds from issuance of Class A shares subject to possible redemption	287,500,000	-
Proceeds from Private Placement	2,000,000	-
Repayment of Promissory Note – Related Party	(167,129)	-
Payment of offering costs	(976,590)	-
Net Cash Provided by Financing Activities	288,356,281	-

Net change in cash	292,622	-
Cash at beginning of period	25,000	-
Cash at end of period	$317,622	$-

Supplemental Disclosure of cash flow information:
Non-cash investing and financing activities
Deferred offering costs included in accrued expenses and offering costs	$40,670	$-
Class B ordinary shares issued to the Sponsor for subscription receivable	$-	$25,000
Fair value of representative shares	$4,930,670	$-
Offering costs charged to Additional Paid-In Capital	$83,578	$-
Offering costs charged to Class A ordinary shares subject to possible redemption	$5,943,966	$-
Deferred offering costs paid through prepayment	$25,000	$-
Remeasurement of Class A ordinary shares subject to possible redemption	$13,954,719	$-

The accompanying notes are an integral part of these unaudited financial statements.

D. BORAL ACQUISITION I CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN CONSIDERATION

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

As of June 30, 2026, the Company had not yet commenced any operations. All activity through June 30, 2026 related to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

On February 12, 2026, the Company consummated its initial public offering (the “Initial Public Offering”) of 28,750,000 units (the “Public Units” and, with respect to the Class A ordinary shares and public warrants included in the Public Units, the “Public Shares”, and “Public Warrants”, respectively), including 3,750,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $287,500,000 (the “Public Proceeds”).

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 200,000 Units (the “Private Units”) at a price of $10.00 per Unit in a private placement to the Company’s sponsor, D. Boral Sponsor I LLC (the “Sponsor”) generating gross proceeds to the Company of $2,000,000.

Transaction costs amounted to $6,027,544, consisting of underwriting commissions of $100,000, the fair value of the representative shares of $4,930,670 and $996,874 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and Permitted Withdrawals on the interest income earned on the funds held in the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, management has agreed that $10.00 per Unit sold in the Initial Public Offering, including proceeds of the sale of the Private Placement Warrants, will be held in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account). There will be no redemption rights upon the completion of a Business Combination with respect to the Private Placement Warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, Presentation of Financial Statements—Going Concern, the Company was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before August 6, 2027. The Company also has no approved plan in place to extend the business combination deadline beyond August 6, 2027. Management has determined that the timing of liquidation raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these unaudited condensed financial statements. No adjustments have been made to the carrying amounts of assets or liabilities.

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

The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026 and December 31, 2025, cash was $317,622 and $25,000, respectively. The Company did not have any cash equivalents as of June 30, 2026 and December 31, 2025.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate the Initial Public Offering proceeds from the Public Units between Class A ordinary shares and warrants, using the residual method by allocating the Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption are charged to temporary equity, and offering costs allocated to the warrants included in the Public Units and Private Units are charged to shareholders’ equity as the warrants, after management’s evaluation, are accounted for under equity treatment. As of June 30, 2026 and December 31, 2025, deferred offering costs were $0 and $135,954, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2026 and December 31, 2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the BVI. In accordance with BVI income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Cash Held in Trust Account

As of June 30, 2026 and December 31, 2025, the Company had $291,524,262 and $0, respectively, in cash held in the Trust Account.

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

Warrant Instruments

The Company accounts for the Public and Private Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 and cash held in the trust with a financial institution, which, at times, may exceed the Securities Investor Protection Corporation (“SIPC”) limit of $250,000. The amount in the cash account exceeded the FDIC limit by $67,622 and $0 as of June 30, 2026 and December 31, 2025, respectively. The amount of cash held in the trust account exceeded the FDIC limit by $291,274,262 and $0 as of June 30, 2026 and December 31, 2025, respectively. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The statement of operations includes a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income (loss) per share. Income and losses are shared ratably based on the weighted average number of shares outstanding between the two classes of shares. Remeasurement associated with the redeemable shares is excluded from earnings per share as the redemption value approximates fair value. As of June 30, 2026, except as noted below, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares and then share in the earnings of the Company. As a result, diluted income (loss) per ordinary share is the same as basic income per ordinary share for the period presented.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the private placement of the Private Placement Units to receive an aggregate of 7,237,500 ordinary shares in the calculation of diluted income (loss) per ordinary share, because their issuance is contingent upon future events.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share.

	For The Three Months Ended June 30, 2026	For The Six Months Ended June 30, 2026
Redeemable Class A Ordinary Shares
Numerator: Allocation of net income, basic and diluted	$1,639,212	$2,266,722
Denominator: Basic and diluted weighted average shares outstanding	28,750,000	21,919,890
Basic and diluted net income per ordinary share	$0.06	$0.10
Non-redeemable Class A and B Ordinary Shares
Numerator: Allocation of net income, basic and diluted	$827,955	$1,447,605
Denominator: Basic and diluted weighted average shares outstanding	14,521,429	13,998,777
Basic and diluted net income per ordinary share	$0.06	$0.10

For the period from April 3, 2025 (inception) through June 30, 2025
Non-redeemable Class A and B Ordinary Shares
Numerator: Allocation of net loss, basic and diluted	$-
Denominator: Basic and diluted weighted average shares outstanding	12,321,429
Basic and diluted net loss per ordinary share	$0.00

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

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, on June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of June 30, 2026, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$287,500,000
Less: Proceeds allocated to public warrants	(3,986,491)
Less: Class A share issuance costs	(5,943,966)
Add: Remeasurement of carrying value to redemption value	11,303,944
Class A shares subject to possible redemption as of March 31, 2026	288,873,487
Add: Remeasurement of carrying value to redemption value	2,650,775
Class A shares subject to possible redemption as of June 30, 2026	$291,524,262

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor, in a private placement, purchased an aggregate of 200,000 Private Units at a price of $10.00 per Private Unit from the Company. Each Private Unit consists of one Class A ordinary share and one-half of one warrant, with each whole warrant exercisable to purchase one Class A ordinary share, as described in (Note 8). The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units will expire worthless. The Private Placement Units (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an initial Business Combination, subject to certain exceptions.

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

The founder shares are designated as Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in the units sold in the Initial Public Offering, and holders of founder shares have the same shareholder rights as public shareholders, except that (i) the founder shares are subject to certain transfer restrictions, as described in more detail below, (ii) the founder shares are entitled to registration rights; (iii) the initial shareholders, officers, directors and members of the advisory board, pursuant to a letter agreement with the Company, and the representative of the underwriters, pursuant to the underwriting agreement, have agreed to (A) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with the completion of the initial business combination, (B) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with a shareholder vote to approve an amendment to the amended and restated articles of incorporation (a) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of the public shares if the Company has not consummated an initial business combination within the completion window or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, (C) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private shares if the Company  fails to complete the initial business combination within the completion window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial business combination within such time period and to liquidating distributions from assets outside the Trust Account and (D) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction), (iv) the founder shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of the initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the amended and restated articles of incorporation, and (v) prior to the closing of the initial business combination, only holders of shares of Class B ordinary shares will be entitled to vote on the appointment and removal of directors.

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

Administrative Services Arrangement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $20,000 for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2026, the Company incurred general and administrative services expenses of $60,000 and $80,000, respectively, which are included in formation and operating expenses on the statements of operations.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per units. Such units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026 and December 31, 2025, there was no amounts outstanding under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Units (including the component securities as well as the securities underlying those component securities), which were issued in a private placement simultaneously with the closing of the Initial Public Offering and (iii) private units (including the component securities as well as the securities underlying those component securities) that may be issued upon conversion of working capital loans have registration rights to require the Company to register a sale of any of the securities held by them and any other securities of the Company acquired by them prior to the consummation of a Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Business Combination. The registration rights granted to the underwriters are limited to no more than two demands and unlimited “piggy-back” rights for periods of five and seven years, respectively, from the commencement of sales of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements, except that, with respect to the representatives of the underwriters, the Company will only bear such expenses on one occasion.

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

NOTE 7. SHAREHOLDER’S EQUITY (DEFICIT)

Preferred Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 2,200,000 (excluding 28,750,000 Class A shares subject to possible redemption) and no Class A shares issued or outstanding, respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 12,321,429 Class B ordinary shares issued and outstanding. As of December 31, 2025, up to 1,607,143 Founder Shares held by the Sponsor were subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option is exercised, so that the number of Founder Shares will collectively represent 28.9% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. As the underwriters’ over-allotment option was fully exercised, no shares were forfeited by the Sponsor.

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

NOTE 8. WARRANTS

There were 14,475,000 and no warrants outstanding as of June 30, 2026 and December 31, 2025, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	June 30, 2026	December 31, 2025
Cash held in Trust Account	$291,524,262	$—
Cash	$371,622	$25,000

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
Formation and operating expenses	$183,608	$309,935
Interest earned on cash held in Trust Account	$2,650,775	$4,024,262

The CODM reviews formation, general, and administrative costs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews formation, general, and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general, and administrative costs, as reported on the unaudited statement of operation, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets as reported in the Company’s balance sheets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. The CODM will review the interest that will be earned and accrued on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

NOTE 10. FAIR VALUE MEASUREMENTS

The fair value of the $291,524,262 cash held in trust is measured under Level 1 in the fair value hierarchy as of June 30, 2026.

The fair value of the Public Warrants, $3,986,491, and Private Warrants, $27,732, is measured under Level 3 in the fair value hierarchy as of February 12, 2026. The fair value of Public Warrants was determined using Black-Scholes Model. The Public Warrants have been classified within shareholders’ equity and will not require remeasurement after issuance.

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

For the three and six months ended June 30, 2026, we had net income of $2,467,167 and $3,714,327, respectively, which represents interest income earned on cash held in trust account of $2,650,775 and $4,024,262, respectively, partially offset by formation and operating costs of $183,608 and $309,935, respectively.

Liquidity and Capital Resources

The Company’s liquidity needs prior to the consummation of our initial public offering were satisfied through the payment of $25,000 from the sponsor upon the issuance of the founder shares, loan proceeds from the sponsor of $350,000 under an unsecured promissory note. Subsequent to the consummation of our initial public offering, the Company’s liquidity has been satisfied through the net proceeds from our initial public offering and the proceeds from the sponsor from the purchase of the private units.

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

As of June 30, 2026, we have available to us $317,622 of proceeds held outside the trust account. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

For the six months ended June 30, 2026, cash used in operating activities was $563,659. Net income of $3,714,327 was offset by interest income earned on cash held in trust account of $4,024,262 and change in assets and liabilities of $253,724.

For the six months ended June 30, 2026, cash used in investing activities was $287,500,000, which represents proceeds from the initial public offering and private placement deposited into the trust account.

For the six months ended June 30, 2026, cash provided by financing activities was $288,356,281, which represents proceeds from the initial public offering and private placement less offering costs and repayment of Promissory Note - Related Party.

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, Presentation of Financial Statements—Going Concern, the Company was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before August 6, 2027. The Company also has no approved plan in place to extend the business combination deadline beyond August 6, 2027. Management has determined that the timing of liquidation raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these unaudited condensed financial statements. No adjustments have been made to the carrying amounts of assets or liabilities.

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate an aggregate of $20,000 per month for office space, utilities and secretarial and administrative support. We began incurring these fees on February 11, 2026 and will continue to incur these monthly fees until the completion of the initial Business Combination or the liquidation of the Company.

The underwriters had a 45-day option from the date of the initial public offering to purchase up to an additional 3,750,000 units to cover over-allotments, if any. On February 12, 2026, simultaneously with the closing of the initial public offering, the underwriters elected to fully exercise the over-allotment option to purchase the additional 3,750,000 Units at a price of $10.00 per Unit. We also entered into a registration rights agreement on February 10, 2026 pursuant to which we granted registration rights to the sponsor and their permitted transferees.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our controls were not effective due to: 1) Inadequate segregation of duties within account processes due to limited personnel. 2)Insufficient written policies and procedures for accounting, IT and financial reporting and record keeping.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

D. Boral Acquisition I Corp.

Date: August 13, 2026	By:	/s/ David Boral
David Boral
Chief Executive Officer
(principal executive officer)

D. Boral Acquisition I Corp.

Date: August 13, 2026	By:	/s/ John Darwin
John Darwin
Chief Financial Officer (principal financial and accounting officer)